Form 10-Q
period 2026-03-31
Black Spade Acquisition III Co
filed 2026-05-12
CIK 2087087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

Registrant’s telephone number, including area code: + 852 3955 1316

Not Applicable
(Former name or former address, if changed since last report)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2026, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BLACK SPADE ACQUISITION III CO

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK SPADE ACQUISITION III CO

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$725,467	$3,279,258
Prepaid expenses	14,732	—
Prepaid insurance	158,332	—
Total current assets	898,531	3,279,258
Deferred offering costs	—	383,694
Cash held in Trust Account	173,917,095	—
Total Assets	$174,815,626	$3,662,952

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$85,000	$282,042
Accrued expenses	166,462	43,299
Advances from related party	—	3,275,000
Promissory note - related party	―	123,988
Total current liabilities	251,462	3,724,329
Deferred underwriting fee	6,876,000	—
Total Liabilities	7,127,462	3,724,329

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.08 and $0 per share as of March 31, 2026 and December 31, 2025, respectively	173,917,095	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,500,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 150,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 and none shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,229,506)	(86,377)
Total Shareholders’ Deficit	(6,228,931)	(61,377)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$174,815,626	$3,662,952
(1)	As of December 31, 2025, up to an aggregate of 750,000 Class B ordinary shares was subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 7, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK SPADE ACQUISITION III CO

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$329,886
Loss from operations	(329,886)

Other income:
Interest earned on cash held in Trust Account	1,417,095
Total other income	1,417,095

Net income	$1,087,209

Basic weighted average shares outstanding, Class A ordinary shares	16,100,000

Basic net income per share, Class A ordinary shares	$0.05

Diluted weighted average shares outstanding, Class A ordinary shares	16,100,000

Diluted net income per share, Class A ordinary shares	$0.05

Basic weighted average shares outstanding, Class B ordinary shares (1)	6,450,000

Basic net income per share, Class B ordinary shares	$0.05

Diluted weighted average shares outstanding, Class B ordinary shares (1)	6,500,000

Diluted net income per share, Class B ordinary shares	$0.05
(1)	As of December 31, 2025, up to an aggregate of 750,000 Class B ordinary shares was subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 7, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK SPADE ACQUISITION III CO

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares (1)		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	5,750,000	$575	$24,425	$(86,377)	$(61,377)

Sale of Private Placement Warrants	—	—	—	—	4,075,000	—	4,075,000

Fair Value of Public Warrants at issuance	—	—	—	—	2,760,000	—	2,760,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(175,513)	—	(175,513)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,683,912)	(7,230,338)	(13,914,250)

Net income	—	—	—	—	—	1,087,209	1,087,209

Balance — March 31, 2026	—	$—	5,750,000	$575	$—	$(6,229,506)	$(6,228,931)
(1)	As of December 31, 2025, up to an aggregate of 750,000 Class B ordinary shares was subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 7, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK SPADE ACQUISITION III CO

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,087,209
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,417,095)
Changes in operating assets and liabilities:
Prepaid expenses	(14,732)
Prepaid insurance	(158,332)
Accrued expenses	123,163
Net cash used in operating activities	(379,787)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	170,208,000
Proceeds from sale of Private Placement Warrants	4,075,000
Repayment of advances from related party	(3,347,804)
Repayment of promissory note - related party	(123,988)
Payment of offering costs	(485,212)
Net cash provided by financing activities	170,325,996

Net Change in Cash	(2,553,791)
Cash – Beginning of period	3,279,258
Cash – End of period	$725,467

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from August 21, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statements for the Company’s Initial Public Offering became effective on January 5, 2026. On January 7, 2026, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 8,150,000 warrants (the “Private Placement Warrants”), at a price of $0.50 per Private Placement Warrant, in a private placement to Black Spade Sponsor LLC III (the “Sponsor”) and to the underwriters of the Initial Public Offering, generating gross proceeds of $4,075,000. Of those 8,150,000 Private Placement Warrants, the Sponsor purchased 7,000,000 Private Placement Warrants and the underwriters purchased 1,150,000 Private Placement Warrants.

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

Following the closing of the Initial Public Offering on January 7, 2026, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, was held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities and/or held as cash or cash items (including in demand deposit accounts), within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, including interest earned on the funds held in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, directors, officers, and certain employees of Sponsor’s affiliates have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

If the Company has not completed a Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 2 —  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in  unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 7, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 16, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Going Concern

The Company’s liquidity needs up to January 7, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $250,000 (see Note 5). As of March 31, 2026, the Company had $725,467 in cash and had a working capital of $647,069.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

discretion, up to $3,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 204-50, “Presentation of Financial Statements - Going Concern,” the Company believes it may need to raise additional funds in order to meet the expenditures required for operating its business. While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) will be successful. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $725,467 and $3,279,258 in cash, and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of March 31, 2026, the assets held in the Trust Account, amounting to $173,917,095, are held in cash. As of December 31, 2025, there were no assets held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A -  ”Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(2,760,000)
Class A ordinary shares issuance cost	(9,737,155)
Plus:
Remeasurement of carrying value to redemption value	13,914,250
Class A ordinary shares subject to possible redemption, March 31, 2026	$173,917,095

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income did not consider the effect of the 5,750,000 Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the 8,150,000 Private Placement Warrants to purchase an aggregate of 8,150,000 shares of Class A Ordinary Shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31, 2026
Basic net income per ordinary share	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$776,234	$310,976
Denominator:
Basic weighted average shares outstanding	16,100,000	6,450,000
Basic net income per ordinary share	$0.05	$0.05

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

	For the Three Months Ended
	March 31, 2026
Diluted net income per ordinary share	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$774,516	$312,693
Denominator:
Diluted weighted average shares outstanding	16,100,000	6,500,000
Diluted net income per ordinary share	$0.05	$0.05

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 5,750,000 Public Warrants and 8,150,000 Private Placement Warrants currently outstanding as of March 31, 2026.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using the Monte Carlo model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the unaudited condensed statement of operations.

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

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 5 — RELATED PARTIES

Founder Shares

On September 5, 2025, the Sponsor purchased 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for a capital contribution of $25,000 that was paid by the Sponsor for deferred offering costs. As of December 31, 2025, the Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 7, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

On December 9, 2025, the Sponsor transferred an aggregate of 630,000 Founder Shares to directors, officers, and certain employees of Sponsor’s affiliates, at a price of $0.004 per share. The transfer of the Founder Shares to the holders of such interests is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 630,000 Founder Shares on December 9, 2025 was $2,154,600 or $3.42 per share. The Company established the initial fair value of the Founder Shares on December 9, 2025, the date of the grant agreement, using a calculation prepared by a third party valuation team which takes into consideration the implied Class A share price of $9.84, probability of de-SPAC and instrument-specific market adjustment of 40.0% and discount of lack of marketability of $(0.51). The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The Founder Shares were assigned subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Sponsor, directors, officers, and certain employees of Sponsor’s affiliates have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub - divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Promissory Note — Related Party

On September 5, 2025, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and as amended on December 31, 2025, payable on the earlier of (i) June 30, 2026 or (ii) the consummation of the Initial Public Offering. The Company had borrowed $123,988 under the Promissory Note, which was repaid at the closing of the Initial Public Offering on January 7, 2026. Borrowing against the Promissory Note is no longer available.

Administrative Services Agreement

Commencing on January 5, 2026, the Company agreed to pay the Sponsor or an affiliate a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred $57,419 in administrative support fees. As of March 31, 2026 and December 31, 2025, the Company incurred $57,419 and $0 in administrative fees respectively, and which are included in accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $3,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026, there is no amount outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risk and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and increasing military conflicts in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber – attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. FASB ASC 740 requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s unaudited condensed financial statements.

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

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy - back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The underwriters were paid in cash an underwriting discount of $2,292,000, net of the cash underwriting discount of $8,000 for Units sold to Excluded Investors. In addition, the underwriters are entitled to a deferred fee of $0.40 per Unit, or $6,876,000 in the aggregate, net of the deferred fee of $24,000 for Units sold to Excluded Investors. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination.

Simultaneously with the closing of the Initial Public Offering on January 7, 2026, the underwriters purchased 1,150,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at $0.50 per Private Placement Warrant, generating gross proceeds of $575,000. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) are not transferable, assignable or saleable until 30 days after the consummation of an initial Business Combination except with respect to permitted transferees and the Private Placement Warrants held by the underwriters are not exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8). Such Private Placement Warrants are considered underwriting compensation in connection with the Initial Public Offering. Such Private Placement Warrants are subject to lock-up restrictions, as required by FINRA Rule 5110(e)(1) and may not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of such securities by any person for a period of 180 days immediately following the date of effectiveness of the registration statement, except as provided in FINRA Rule 5110(e)(2). The underwriters are entitled under the registration rights agreement to demand and “piggy - back” resale registration rights. The underwriters may not exercise their demand and “piggy - back” registration rights after five and seven years, respectively, after the commencement of sales in the Initial Public Offering and may not exercise their demand rights on more than one occasion.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,500,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 150,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding the 17,250,000 and 0 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 15,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding. As of December 31, 2025, an aggregate of up to 750,000 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 7, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

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

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Class B ordinary shares will convert into Class A ordinary shares concurrently with or immediately following the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub - divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 25% of the sum of (i) the total number of Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issuable upon conversion of the Class B ordinary shares issued and outstanding upon the completion of the Initial Public Offering, plus (iii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including securities issued or issuable pursuant to forward purchase agreements or backstop arrangements the Company may enter into prior to or following consummation of the Initial Public Offering but excluding the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, upon conversion of Working Capital Loans, minus (iv) the number of Class A ordinary shares redeemed by public shareholders; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NOTE 8 — WARRANTS

As of March 31, 2026, there were 13,900,000 warrants outstanding, including 5,750,000 of Public Warrants and 8,150,000 of Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of ordinary shares and equity-linked securities for capital raising purposes in connection with the completion of the initial Business Combination) (which is referred to as the “Reference Value”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31,	December 31,
	2026	2025
Cash	$725,467	$3,279,258
Cash held in Trust Account	$173,917,095	$—

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

For the Three
Months Ended
March 31,
2026
General and administrative costs	$329,886
Interest earned on cash held in Trust Account	$1,417,095

NOTE 10 — FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Cash held in Trust Account	1	$173,917,095	$—

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Warrants is $2,760,000 or $0.48 per Public Warrant on January 7, 2026. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

January 7, 2026
Implied Class A share price	$9.84
Exercise price	$11.50
Expected term to de-SPAC (years)	2.0
Warrant term	7.0
Probability of de-SPAC and market adjustment	40.0%
Risk-free rate (continuous)	3.89%
Selected volatility	5.0%

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through May 12, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Black Spade Acquisition III Co. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Black Spade Sponsor LLC III. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the consummation of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on August 21, 2025 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 21, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,087,209, which consists of interest earned on cash held in Trust Account of $1,417,095, partially offset by operating costs of $329,886.

Liquidity and Capital Resources

On January 7, 2026, we consummated the Initial Public Offering of 17,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 8,150,000

Private Placement Warrants at a price of $0.50 per Private Placement Warrant in a private placement to the Sponsor and the underwriters, generating gross proceeds of $4,075,000.

Following the closing of the Initial Public Offering on January 7, 2026, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, was held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities and/or held as cash or cash items (including in demand deposit accounts), within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. We incurred $9,912,668 of transaction costs, consisting of $2,292,000 of cash underwriting fee, $6,876,000 of deferred underwriting fee and $744,668 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $379,787. Net income of $1,087,209 was affected by interest earned on marketable securities held in Trust Account of $1,417,095. Changes in operating assets and liabilities used $49,901 of cash in operating activities.

As of March 31, 2026, we had cash held in the Trust Account of $173,917,095 (including approximately $1,417,095 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $725,467. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $3,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants.

In connection with our assessment of going concern considerations in accordance with FASB ASC 204-50, “Presentation of Financial Statements - Going Concern,” management believes that we may need to raise additional funds in order to meet the expenditures required for operating our business. While we expect to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. This condition raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. There is no assurance that our plans to raise additional capital (to the extent ultimately necessary) will be successful. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate a total of $20,000 per month for office space, utilities and secretarial and administrative support, commencing on January 5, 2026. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The underwriters are entitled to a deferred fee of $0.40 per Unit, or $6,876,000 in the aggregate, net of the deferred fee of $24,000 for Units sold to Excluded Investors. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Warrant Instruments

We account for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned values. There were 5,750,000 Public Warrants and 8,150,000 Private Placement Warrants currently outstanding as of March 31, 2026.

The fair value of the Public Warrants was $2,760,000 or $0.48 per Public Warrant on January 7, 2026. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

January 7, 2026
Implied Class A share price	$9.84
Exercise price	$11.50
Expected term to de-SPAC (years)	2.0
Warrant term	7.0
Probability of de-SPAC and market adjustment	40.0%
Risk-free rate (continuous)	3.89%
Selected volatility	5.0%

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2026, we consummated the Initial Public Offering of 17,250,000 Units (including 2,250,000 Units sold pursuant to the exercise of the over-allotment option by the underwriter). The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $172,500,000. Cohen & Company Capital Markets and Chardan acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 ( Registration No. 333-290602). The Securities and Exchange Commission declared the registration statements effective on January 7, 2026.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor and the underwriters consummated the private placement of an aggregate of 8,150,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrants, generating total proceeds of $4,075,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Transaction costs amounted to $9,912,668, consisting of $2,292,000 of cash underwriting fee, $6,876,000 of deferred underwriting fee and $744,668 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1

Underwriting Agreement, dated January 5, 2026, among the Company, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, as representatives of the several underwriters, including Chardan Capital Markets, LLC. (1)

3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated January 5, 2026, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Chi Wai Dennis Tam. (1)
10.2	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Shing Joe Kester Ng. (1)
10.3	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Richard Kirby Taylor. (1)
10.4	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Yuen Wai Samuel Tsang. (1)
10.5	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Chung Yik Lee. (1)
10.6	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Luxi Li. (1)
10.7	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Sek Yan Ho. (1)
10.8	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Chiu Yi Zoe Tse. (1)
10.9	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Po Yi Patsy Chan. (1)
10.10	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Russell William Galbut. (1)
10.11	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Robert Steven Moore. (1)
10.12	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Wing Hong Sammy Hsieh. (1)
10.13	Investment Management Trust Agreement, dated January 5, 2026, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.14	Registration Rights Agreement, dated January 5, 2026, between the Company and certain security holders. (1)
10.15	Sponsor Warrants Purchase Agreement, dated January 5, 2026, between the Company and Black Spade Sponsor LLC III. (1)
10.16	Private Placement Warrants Purchase Agreement, dated January 5, 2026, among the Company and the Underwriters (1)
10.17	Administrative Services Agreement, dated January 5, 2026, between the Company and Black Spade Sponsor LLC III. (1)
10.18	Indemnity Agreement, dated January 5, 2026, between the Company and Chi Wai Dennis Tam. (1)
10.19	Indemnity Agreement, dated January 5, 2026, between the Company and Shing Joe Kester Ng. (1)
10.20	Indemnity Agreement, dated January 5, 2026, between the Company and Richard Kirby Taylor. (1)
10.21	Indemnity Agreement, dated January 5, 2026, between the Company and Russell William Galbut. (1)
10.22	Indemnity Agreement, dated January 5, 2026, between the Company and Robert Steven Moore. (1)
10.23	Indemnity Agreement, dated January 5, 2026, between the Company and Po Yi Patsy Chan. (1)
10.24	Indemnity Agreement, dated January 5, 2026, between the Company and Wing Hong Sammy Hsieh. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK SPADE ACQUISITION III CO

Date: May 12, 2026	By:	/s/ Chi Wai Dennis Tam
	Name:	Chi Wai Dennis Tam
	Title:	Chairman and Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Shing Joe Kester Ng
	Name:	Shing Joe Kester Ng
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)