Form 10-Q
period 2026-06-30
Black Spade Acquisition III Co
filed 2026-08-11
CIK 2087087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 10, 2026, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BLACK SPADE ACQUISITION III CO

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK SPADE ACQUISITION III CO

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$638,930	$3,279,258
Prepaid expenses	8,045	—
Prepaid insurance	106,300	—
Total current assets	753,275	3,279,258
Deferred offering costs	—	383,694
Cash held in Trust Account	175,468,775	—
Total Assets	$176,222,050	$3,662,952

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$85,000	$282,042
Accrued expenses	724,457	43,299
Advances from related party	—	3,275,000
Promissory note - related party	―	123,988
Total current liabilities	809,457	3,724,329
Deferred underwriting fee	6,876,000	—
Total Liabilities	7,685,457	3,724,329

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 and 0 shares at redemption value of $10.17 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	175,468,775	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,500,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 150,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 and 0 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,932,757)	(86,377)
Total Shareholders’ Deficit	(6,932,182)	(61,377)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$176,222,050	$3,662,952
(1)	As of December 31, 2025, up to an aggregate of 750,000 Class B ordinary shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 7, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK SPADE ACQUISITION III CO

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$703,251	$1,033,137
Loss from operations	(703,251)	(1,033,137)

Other income:
Interest earned on cash held in Trust Account	1,551,680	2,968,775
Total other income	1,551,680	2,968,775

Net income	$848,429	$1,935,638

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,250,000	16,678,177

Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.08

Basic weighted average shares outstanding, Class B ordinary shares (1)	6,500,000	6,475,138

Basic net income per share, Class B ordinary shares	$0.04	$0.08

Diluted weighted average shares outstanding, Class B ordinary shares (1)	6,500,000	6,500,000

Diluted net income per share, Class B ordinary shares	$0.04	$0.08
(1)	As of December 31, 2025, up to an aggregate of 750,000 Class B ordinary shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 7, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK SPADE ACQUISITION III CO

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares (1)		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	5,750,000	$575	$24,425	$(86,377)	$(61,377)

Sale of Private Placement Warrants	—	—	—	—	4,075,000	—	4,075,000

Fair Value of Public Warrants at issuance	—	—	—	—	2,760,000	—	2,760,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(175,513)	—	(175,513)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,683,912)	(7,230,338)	(13,914,250)

Net income	—	—	—	—	—	1,087,209	1,087,209

Balance — March 31, 2026 (unaudited)	—	—	5,750,000	575	—	(6,229,506)	(6,228,931)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,551,680)	(1,551,680)

Net income	—	—	—	—	—	848,429	848,429

Balance — June 30, 2026 (unaudited)	—	$—	5,750,000	$575	$—	$(6,932,757)	$(6,932,182)
(1)	As of December 31, 2025, up to an aggregate of 750,000 Class B ordinary shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 7, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK SPADE ACQUISITION III CO

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,935,638
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(2,968,775)
Changes in operating assets and liabilities:
Prepaid expenses	(8,045)
Prepaid insurance	(106,300)
Accrued expenses	681,158
Net cash used in operating activities	(466,324)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	170,208,000
Proceeds from sale of Private Placement Warrants	4,075,000
Repayment of advances from related party	(3,347,804)
Repayment of promissory note - related party	(123,988)
Payment of offering costs	(485,212)
Net cash provided by financing activities	170,325,996

Net Change in Cash	(2,640,328)
Cash – Beginning of period	3,279,258
Cash – End of period	$638,930

Non-cash Investing and Financing Activities
Deferred underwriting fee payable	$6,876,000
Offering costs included in accrued offering costs	$85,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from August 21, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 7, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 16, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Going Concern

The Company’s liquidity needs up to January 7, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $250,000 (see Note 5). As of June 30, 2026, the Company had $638,930 in cash and had a working capital deficit of $56,182.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

discretion, up to $3,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company believes it may need to raise additional funds in order to meet the expenditures required for operating its business. While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) will be successful. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $638,930 and $3,279,258 in cash, and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $175,468,775, are held in cash. As of December 31, 2025, there were no assets held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(2,760,000)
Class A ordinary shares issuance cost	(9,737,155)
Plus:
Accretion for Class A ordinary shares to redemption amount	13,914,250
Class A ordinary shares subject to possible redemption, March 31, 2026	173,917,095
Plus:
Accretion for Class A ordinary shares to redemption amount	1,551,680
Class A ordinary shares subject to possible redemption, June 30, 2026	$175,468,775

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
Basic net income per ordinary share	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$616,227	$232,202	$1,394,311	$541,327
Denominator:
Basic weighted average shares outstanding	17,250,000	6,500,000	16,678,177	6,475,138
Basic net income per ordinary share	$0.04	$0.04	$0.08	$0.08

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
Diluted net income per ordinary share	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$616,227	$232,202	$1,392,815	$542,823
Denominator:
Diluted weighted average shares outstanding	17,250,000	6,500,000	16,678,177	6,500,000
Diluted net income per ordinary share	$0.04	$0.04	$0.08	$0.08

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 5,750,000 Public Warrants and 8,150,000 Private Placement Warrants currently outstanding as of June 30, 2026. There are no Public Warrants and Private Placement Warrants currently outstanding as of December 31, 2025.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using the Monte Carlo model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in general and administrative costs in the unaudited condensed statements of operations.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the closing of Initial Public Offering on January 7, 2026, the Company sold 17,250,000 Units including 2,250,000 Units for the full close of the underwriters’ over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $172,500,000.

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

JUNE 30, 2026

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

On December 9, 2025, the Sponsor transferred an aggregate of 630,000 Founder Shares to directors, officers, and certain employees of Sponsor’s affiliates, at a price of $0.004 per share. The transfer of the Founder Shares to the holders of such interests is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 630,000 Founder Shares on December 9, 2025 was $2,154,600 or $3.42 per share. The Company established the initial fair value of the Founder Shares on December 9, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the implied Class A share price of $9.84, probability of de-SPAC and instrument-specific market adjustment of 40.0% and discount of lack of marketability of $(0.51). The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The Founder Shares were assigned subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

JUNE 30, 2026

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

Administrative Services Agreement

Commencing on January 5, 2026, the Company agreed to pay the Sponsor or an affiliate a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred $60,000 and $117,419 in administrative support fees, respectively. As of June 30, 2026 and December 31, 2025, $60,000 and $0 administrative fees were unpaid and included in accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $3,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there is no amount outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

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

JUNE 30, 2026

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

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,500,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 150,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding the 17,250,000 and 0 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 15,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding. As of December 31, 2025, an aggregate of up to 750,000 Class B ordinary shares was subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 7, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

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

JUNE 30, 2026

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

NOTE 8 — WARRANTS

As of June 30, 2026, there were 13,900,000 warrants outstanding, including 5,750,000 of Public Warrants and 8,150,000 of Private Placement Warrants. As of December 31, 2025, there were no warrants outstanding in Public Warrants and Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30,	December 31,
	2026	2025
Cash	$638,930	$3,279,258
Cash held in Trust Account	$175,468,775	$—

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2026	2026
General and administrative costs	$703,251	$1,033,137
Interest earned on cash held in Trust Account	$1,551,680	$2,968,775

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to CODM on a regular basis.

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

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

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through August 10, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the consummation of the Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 21, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $848,429, which consists of interest earned on cash held in Trust Account of $1,551,680, partially offset by general and administrative costs of $703,251.

For the six months ended June 30, 2026, we had net income of $1,935,638, which consists of interest earned on cash held in Trust Account of $2,968,775, partially offset by general and administrative costs of $1,033,137.

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

For the six months ended June 30, 2026, cash used in operating activities was $466,324. Net income of $1,935,638 was affected by interest earned on marketable securities held in Trust Account of $2,968,775. Changes in operating assets and liabilities provided $566,813 of cash in operating activities.

As of June 30, 2026, we had cash held in the Trust Account of $175,468,775 (including $2,968,775 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $638,930. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $3,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants.

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” management believes that we may need to raise additional funds in order to meet the expenditures required for operating our business. While we expect to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. This condition raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. There is no assurance that our plans to raise additional capital (to the extent ultimately necessary) will be successful. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Instruments

We account for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 5,750,000 Public Warrants and 8,150,000 Private Placement Warrants currently outstanding as of June 30, 2026. There are no Public Warrants and Private Placement Warrants currently outstanding as of December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2026, we consummated the Initial Public Offering of 17,250,000 Units (including 2,250,000 Units sold pursuant to the exercise of the over-allotment option by the underwriter). The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $172,500,000. Cohen & Company Capital Markets and Chardan acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 ( Registration No. 333-290602). The Securities and Exchange Commission declared the registration statements effective on January 7, 2026.

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

BLACK SPADE ACQUISITION III CO

Date: August 10, 2026	By:	/s/ Chi Wai Dennis Tam
	Name:	Chi Wai Dennis Tam
	Title:	Chairman and Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Shing Joe Kester Ng
	Name:	Shing Joe Kester Ng
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)