Form 10-Q
period 2026-09-30
Black Spade Acquisition III Co
filed 2026-11-05
CIK 2087087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 5, 2026, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BLACK SPADE ACQUISITION III CO

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from August 21, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from August 21, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from August 21, 2025 (inception) through September 30, 2025 (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29
Part II. Other Information
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31
Part III. Signatures	32

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BLACK SPADE ACQUISITION III CO

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$201,559	$3,279,258
Prepaid expenses	23,700	—
Prepaid insurance	54,269	—
Total current assets	279,528	3,279,258
Deferred offering costs	—	383,694
Cash held in Trust Account	177,073,722	—
Total Assets	$177,353,250	$3,662,952

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$85,000	$282,042
Accounts Payable and accrued expenses	1,675,910	43,299
Advances from related party	—	3,275,000
Promissory note — related party	―	123,988
Total current liabilities	1,760,910	3,724,329
Deferred underwriting fee	6,876,000	—
Total Liabilities	8,636,910	3,724,329

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 and 0 shares at redemption value of $10.27 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	177,073,722	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,500,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 150,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 and 0 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 15,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(8,357,957)	(86,377)
Total Shareholders’ Deficit	(8,357,382)	(61,377)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$177,353,250	$3,662,952

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK SPADE ACQUISITION III CO

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the period from August 21, 2025 (inception) through September 30, 2025
General and administrative costs	$1,425,200	$2,458,337	$22,525
Loss from operations	(1,425,200)	(2,458,337)	(22,525)

Other income:
Interest earned on cash held in Trust Account	1,604,947	4,573,722	—
Total other income	1,604,947	4,573,722	—

Net income (loss)	$179,747	$2,115,385	$(22,525)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,250,000	16,870,879	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$0.09	$—

Basic weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,733,516	5,000,000

Basic net income (loss) per share, Class B ordinary shares	$0.01	$0.09	$(0.00)

Diluted weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,750,000	5,000,000

Diluted net income (loss) per share, Class B ordinary shares	$0.01	$0.09	$(0.00)
(1)	Excludes an aggregate of 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters for the period from August 21, 2025 (inception) through September 30, 2025. For the three and nine months ended September 30, 2026, 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters were not included in the calculation of weighted average shares outstanding until January 7, 2026, when the underwriters exercised their over-allotment option in full.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK SPADE ACQUISITION III CO

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares (1)		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	5,750,000	$575	$24,425	$(86,377)	$(61,377)

Sale of Private Placement Warrants	—	—	—	—	4,075,000	—	4,075,000

Fair value of Public Warrants at issuance	—	—	—	—	2,760,000	—	2,760,000

Allocated value of transaction costs to Public and Private Warrants	—	—	—	—	(175,513)	—	(175,513)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,683,912)	(7,230,338)	(13,914,250)

Net income	—	—	—	—	—	1,087,209	1,087,209

Balance — March 31, 2026 (unaudited)	—	—	5,750,000	575	—	(6,229,506)	(6,228,931)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,551,680)	(1,551,680)

Net income	—	—	—	—	—	848,429	848,429

Balance — June 30, 2026 (unaudited)	—	—	5,750,000	575	—	(6,932,757)	(6,932,182)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,604,947)	(1,604,947)

Net income	—	—	—	—	—	179,747	179,747

Balance — September 30, 2026 (unaudited)	—	$—	5,750,000	$575	$—	$(8,357,957)	$(8,357,382)

FOR THE PERIOD FROM AUGUST 21, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — August 21, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares (2)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(22,525)	(22,525)

Balance — September 30, 2025	—	$—	5,750,000	$575	$24,425	$(22,525)	$2,475
(1)	Includes up to an aggregate of 750,000 Class B ordinary shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters as of December 31, 2025. On January 7, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).
(2)	Includes an aggregate of 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 7, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK SPADE ACQUISITION III CO

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period
	For the	from August 21,
	Nine Months	2025
	Ended	(inception) through
	September 30,	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,115,385	$(22,525)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(4,573,722)	—
Payment of general and administrative costs through promissory note – related party	—	10,420
Changes in operating assets and liabilities:
Prepaid expenses	(23,700)	—
Prepaid insurance	(54,269)	—
Accrued expenses	1,632,611	12,105
Net cash used in operating activities	(903,695)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	170,208,000	—
Proceeds from sale of Private Placement Warrants	4,075,000	—
Repayment of advances from related party	(3,347,804)	—
Repayment of promissory note — related party	(123,988)	—
Payment of offering costs	(485,212)	—
Net cash provided by financing activities	170,325,996	—

Net Change in Cash	(3,077,699)	—
Cash – Beginning of period	3,279,258	—
Cash – End of period	$201,559	$—

Non-cash Investing and Financing Activities
Offering costs included in accrued offering costs	$85,000	$272,825
Deferred offering costs paid through advances from related party	$72,804	$—
Deferred offering costs paid through promissory note – related party	$—	$36,533
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred underwriting fee payable	$6,876,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Black Spade Acquisition III Co (the “Company” or “Black Spade III”) was incorporated in the Cayman Islands on August 21, 2025. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company may pursue an acquisition or a business combination with a target in any business or industry that can benefit from the expertise and capabilities of the management team, and the Company believes the sectors that are aligned with the ongoing digitization of financial infrastructure provide ample business combination opportunities. The Company will not consummate the initial Business Combination with an entity or business with China operations consolidated through a variable interest entity, or VIE, structure.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from August 21, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company and negotiating for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

If the Company has not completed a Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. As the Company entered into the Business Combination Agreement on August 27, 2026, within 24 months from the closing of the Initial Public Offering, the Combination Period has been extended to 27 months from the closing of the Initial Public Offering, and the Company has until April 7, 2028 to complete a Business Combination.

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

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Business Combination Agreement

On August 27, 2026, Black Spade III entered into a Business Combination Agreement, as amended by a first amendment to the Business Combination Agreement dated November 5, 2026 (together, the “Business Combination Agreement”) with Astrum Space Inc, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Astrum”), and Astrum Networks Pte. Ltd., a company incorporated under the laws of Singapore and a direct wholly-owned subsidiary of Astrum (“Astrum Singapore”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Astrum will merge with and into Black Spade III (the “Merger”), with Black Spade III surviving the Merger (the “Merger Surviving Company”), following which Astrum Singapore will become a direct wholly owned subsidiary of the Merger Surviving Company. The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.”

Pursuant to the Business Combination Agreement, among other things, immediately prior to the effective time of the Merger (the “Merger Effective Time”), (i) each unit of Black Spade III (“BIII Unit”) that is issued and outstanding immediately prior to the Merger Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one Class A ordinary share of Black Spade III, par value $0.0001 per share (“BIII Class A Ordinary Share”), and one-third of a redeemable warrant of Black Spade III (“BIII Public Warrant”) (the “Unit Separation”); and (ii) each holder of a Class B ordinary share of Black Spade III, par value $0.0001 per share (“BIII Class B Ordinary Share”) that is issued and outstanding immediately prior to the Merger Effective Time will elect to convert each such share into one BIII Class A Ordinary Share, and each BIII Class B Ordinary Share shall no longer be outstanding and shall be cancelled, and each former holder of BIII Class B Ordinary Shares shall thereafter cease to have any rights with respect to such BIII Class B Ordinary Shares (the “Conversion”).

At the Merger Effective Time and as a result of the Merger,

(i)	the separate corporate existence of Astrum will cease and Black Spade III will continue as the Merger Surviving Company;
(ii)	the second amended and restated memorandum and articles of association of Black Spade III (the “Listing Articles”) will be adopted and become effective;
(iii)	the Merger Surviving Company will be renamed “Astrum Space Company” (or such other name as may be agreed by the parties) and will trade on the NYSE under a new ticker symbol;
(iv)	each BIII Class A Ordinary Share (including the BIII Class A Ordinary Shares issued as a result of the Conversion) that is issued and outstanding immediately prior to the Merger Effective Time (other than BIII Class A Ordinary Shares that are treasury shares, validly redeemed shares or dissenting shares) shall remain issued and outstanding as Class A ordinary shares of the Merger Surviving Company (“Listco Shares”);
(v)	the ordinary shares of Astrum issued and outstanding immediately prior to the Merger Effective Time and held by Astrum Space Holding Inc (“Astrum Holding”) shall be cancelled in exchange for the right of Astrum Holding to receive 100,000,000 Listco Shares;
(vi)	each BIII Class A Ordinary Share that is held immediately prior to the Merger Effective Time by Black Spade III as treasury shares, including shares redeemed in connection with the exercise of redemption rights by Black Spade III shareholders (the “BIII Shareholder Redemption”), shall be cancelled and cease to exist;
(vii)	each BIII Class A Ordinary Share that has been validly redeemed pursuant to the BIII Shareholder Redemption shall be cancelled and cease to exist and shall thereafter represent only the right to be paid a pro rata share of the funds held in Black Spade III’s trust account; and
(viii)	each BIII Class A Ordinary Share that is held by any person who has validly exercised and not effectively withdrawn or lost their right to dissent from the Merger in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands will be cancelled and carry no right other than the right to receive the payment of the fair value of such share determined in accordance with such Section 238.

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

At the Merger Effective Time, each issued and outstanding warrant of Black Spade III (“BIII Warrant”), including each BIII Public Warrant and each Private Placement Warrant of Black Spade III (“BIII Private Warrant”), will continue to be exercisable for Listco Shares on the same terms and conditions as the applicable BIII Warrant.

At the Closing, Astrum shall pay, or cause to be paid, to the Sponsor a transaction bonus equal to $3,500,000 (the “Sponsor Transaction Bonus”) in consideration for the Sponsor’s efforts in facilitating the consummation of the Business Combination. The Sponsor Transaction Bonus shall be deducted from the trust account or paid from Astrum’s available funds concurrently at Closing.

On October 15, 2026, the Company and Astrum filed a registration statement on Form F-4 in connection with the proposed Business Combination (the “Registration Statement”).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 6, 2026, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Going Concern

The Company’s liquidity needs up to January 7, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $250,000 (see Note 5). As of September 30, 2026, the Company had $201,559 in cash and had a working capital deficit of $1,481,382.

On October 30, 2026, the Company issued an unsecured promissory note (the “Note”) in the amount of up to $200,000 to the Sponsor. The proceeds of the Note will be used for costs and expenses related to the Company’s Business Combination. The Note bears no interest and is payable in full upon the earlier of (i) March 31, 2027 and (ii) the date on which the Company consummates its Business Combination (such earlier date, the “Maturity Date”). The principal balance of the Note may be prepaid at any time by the Company without penalty. A failure to pay the principal within five business days of the Maturity Date or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. Up to the date of the unaudited condensed financial statements were issued, the Company received $200,000 under the Note.

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $3,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $201,559 and $3,279,258 in cash, and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $177,073,722, are held in cash. As of December 31, 2025, there were no assets held in the Trust Account.

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

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(2,760,000)
Class A ordinary shares issuance cost	(9,737,155)
Plus:
Accretion for Class A ordinary shares to redemption amount	13,914,250
Class A ordinary shares subject to possible redemption, March 31, 2026	173,917,095
Plus:
Accretion for Class A ordinary shares to redemption amount	1,551,680
Class A ordinary shares subject to possible redemption, June 30, 2026	175,468,775
Plus:
Accretion for Class A ordinary shares to redemption amount	1,604,947
Class A ordinary shares subject to possible redemption, September 30, 2026	$177,073,722

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) did not consider the effect of the 5,750,000 Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the 8,150,000 Private Placement Warrants to purchase an aggregate of 8,150,000 shares of Class A Ordinary Shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

					For the period from
					August 21, 2025 (inception)
	For the Three Months Ended		For the Nine Months Ended		through
	September 30, 2026		September 30, 2026		September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$134,810	$44,937	$1,578,826	$536,559	$—	$(22,525)
Denominator:
Basic weighted average shares outstanding	17,250,000	5,750,000	16,870,879	5,733,516	—	5,000,000
Basic net income (loss) per ordinary share	$0.01	$0.01	$0.09	$0.09	$—	$(0.00)

					For the period from
					August 21, 2025 (inception)
	For the Three Months Ended		For the Nine Months Ended		through
	September 30, 2026		September 30, 2026		September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$134,810	$44,937	$1,578,826	$536,559	$—	$(22,525)
Denominator:
Diluted weighted average shares outstanding	17,250,000	5,750,000	16,870,879	5,750,000	—	5,000,000
Diluted net income (loss) per ordinary share	$0.01	$0.01	$0.09	$0.09	$—	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 5,750,000 Public Warrants and 8,150,000 Private Placement Warrants currently outstanding as of September 30, 2026. There are no Public Warrants and Private Placement Warrants currently outstanding as of December 31, 2025.

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or saleable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

On December 9, 2025, the Sponsor transferred an aggregate of 630,000 Founder Shares to directors, officers, and certain employees of Sponsor’s affiliates, at a price of $0.004 per share. The transfer of the Founder Shares to the holders of such interests is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 630,000 Founder Shares on December 9, 2025 was $2,154,600 or $3.42 per share. The Company established the initial fair value of the Founder Shares on December 9, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the implied Class A share price of $9.84, probability of de-SPAC and instrument-specific market adjustment of 40.0% and discount of lack of marketability of $(0.51). The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The Founder Shares were assigned subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

On August 27, 2026, the Company, the Sponsor, the Company’s directors and officers and certain employees of the Sponsor’s affiliates, among others, entered into a sponsor support and lock-up agreement and deed (the “Sponsor Support Agreement”), pursuant to which, among other things and subject to limited exceptions, the Sponsor agreed not to transfer any of its lock-up securities during the applicable lock-up period, which ends (i) with respect to 3,370,000 Listco Shares held by the Sponsor immediately after the closing of the initial Business Combination, on the closing date of the initial Business Combination (such that these Listco Shares will be free from lock-up restrictions upon the closing date of the initial Business Combination), (ii) with respect to 1,750,000 Listco Shares held by the Sponsor immediately after the closing date of the initial Business Combination, on the date that is twelve months after the closing date of the initial Business Combination, and (iii) with respect to all BIII Private Warrants held by the Sponsor immediately after the closing date of the initial Business Combination and all Listco Shares issuable upon exercise of such BIII Private Warrants, on the date that is 30 days after the closing date of the initial Business Combination.

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

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Administrative Services Agreement

Commencing on January 5, 2026, the Company agreed to pay the Sponsor or an affiliate a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred $60,000 and $177,419 in administrative support fees, respectively. For the period from August 21, 2025 (inception) through September 30, 2025, no fees incurred for these services. As of September 30, 2026 and December 31, 2025, no administrative fees were unpaid.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $3,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $0.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 and December 31, 2025, there is no amount outstanding under the Working Capital Loans.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,500,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 150,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding the 17,250,000 and 0 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 15,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding. As of December 31, 2025, an aggregate of up to 750,000 Class B ordinary shares was subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 7, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

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

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 8 — WARRANTS

As of September 30, 2026, there were 13,900,000 warrants outstanding, including 5,750,000 of Public Warrants and 8,150,000 of Private Placement Warrants. As of December 31, 2025, there were no warrants outstanding in Public Warrants and Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

	September 30,	December 31,
	2026	2025
Cash	$201,559	$3,279,258
Cash held in Trust Account	$177,073,722	$—

BLACK SPADE ACQUISITION III CO

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

			For the period
			from August 21,
			2025
	For the Three	For the Nine	(inception)
	Months Ended	Months Ended	through
	September 30,	September 30,	September 30,
	2026	2026	2025
General and administrative costs	$1,425,200	$2,458,337	$22,525
Interest earned on cash held in Trust Account	$1,604,947	$4,573,722	$—

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to CODM on a regular basis.

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

SEPTEMBER 30, 2026

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

January 7, 2026
Implied Class A share price	$9.84
Exercise price	$11.50
Expected term to de-SPAC (years)	2.0
Warrant term (years)	7.0
Probability of de-SPAC and market adjustment	40.0%
Risk-free rate (continuous)	3.89%
Selected volatility	5.0%

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through November 5, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 15, 2026, the Company and Astrum filed a registration statement on Form F-4 in connection with the proposed Business Combination (the “Registration Statement”).

On October 30, 2026, the Company issued a Note in the amount of up to $200,000 to the Sponsor. See Note 2.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the consummation of the Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Development

Business Combination Agreement

On August 27, 2026, the Company (or “Black Spade III”) entered into a Business Combination Agreement (the “Business Combination Agreement”) with Astrum Space Inc, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Astrum”), and Astrum Networks Pte. Ltd., a company incorporated under the laws of Singapore and a direct wholly-owned subsidiary of Astrum (“Astrum Singapore”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Astrum will merge with and into Black Spade III (the “Merger”), with Black Spade III surviving the Merger (the “Merger Surviving Company”), following which Astrum Singapore will become a direct wholly owned subsidiary of the Merger Surviving Company. The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.”

Pursuant to the Business Combination Agreement, among other things, immediately prior to the effective time of the Merger (the “Merger Effective Time”), (i) each unit of Black Spade III (“BIII Unit”) that is issued and outstanding immediately prior to the Merger Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one Class A ordinary share of Black Spade III, par value $0.0001 per share (“BIII Class A Ordinary Share”), and one-third of a redeemable warrant of Black Spade III (“BIII

Public Warrant”) (the “Unit Separation”); and (ii) each holder of a Class B ordinary share of Black Spade III, par value $0.0001 per share (“BIII Class B Ordinary Share”) that is issued and outstanding immediately prior to the Merger Effective Time will elect to convert each such share into one BIII Class A Ordinary Share, and each BIII Class B Ordinary Share shall no longer be outstanding and shall be canceled, and each former holder of BIII Class B Ordinary Shares shall thereafter cease to have any rights with respect to such BIII Class B Ordinary Shares (the “Conversion”).

At the Merger Effective Time and as a result of the Merger,

(i)	the separate corporate existence of Astrum will cease and Black Spade III will continue as the Merger Surviving Company;
(ii)	the second amended and restated memorandum and articles of association of Black Spade III (the “Listing Articles”) will be adopted and become effective;
(iii)	the Merger Surviving Company will be renamed “Astrum Space Company” (or such other name as may be agreed by the parties) and will trade on the NYSE under a new ticker symbol;
(iv)	each BIII Class A Ordinary Share (including the BIII Class A Ordinary Shares issued as a result of the Conversion) that is issued and outstanding immediately prior to the Merger Effective Time (other than BIII Class A Ordinary Shares that are treasury shares, validly redeemed shares or dissenting shares) shall remain issued and outstanding as Class A ordinary shares of the Merger Surviving Company (“Listco Shares”);
(v)	the ordinary shares of Astrum issued and outstanding immediately prior to the Merger Effective Time and held by Astrum Space Holding Inc (“Astrum Holding”) shall be cancelled in exchange for the right of Astrum Holding to receive 100,000,000 Listco Shares;
(vi)	each BIII Class A Ordinary Share that is held immediately prior to the Merger Effective Time by Black Spade III as treasury shares, including shares redeemed in connection with the exercise of redemption rights by Black Spade III shareholders (the “BIII Shareholder Redemption”), shall be cancelled and cease to exist;
(vii)	each BIII Class A Ordinary Share that has been validly redeemed pursuant to the BIII Shareholder Redemption shall be cancelled and cease to exist and shall thereafter represent only the right to be paid a pro rata share of the funds held in Black Spade III’s trust account; and
(viii)	each BIII Class A Ordinary Share that is held by any person who has validly exercised and not effectively withdrawn or lost their right to dissent from the Merger in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands will be cancelled and carry no right other than the right to receive the payment of the fair value of such share determined in accordance with such Section 238.

At the Merger Effective Time, each issued and outstanding warrant of Black Spade III (“BIII Warrant”), including each BIII Public Warrant and each Private Placement Warrant of Black Spade III (“BIII Private Warrant”), will continue to be exercisable for Listco Shares on the same terms and conditions as the applicable BIII Warrant.

At the Closing, Astrum shall pay, or cause to be paid, to the Sponsor a transaction bonus equal to US$3,500,000 (the “Sponsor Transaction Bonus”) in consideration for the Sponsor’s efforts in facilitating the consummation of the Business Combination. The Sponsor Transaction Bonus shall be deducted from the trust account or paid from Astrum’s available funds concurrently at Closing.

On October 15, 2026, the Company and Astrum filed a registration statement on Form F-4 in connection with the proposed Business Combination (the “Registration Statement”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 21, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company and negotiating for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $179,747, which consists of interest earned on cash held in Trust Account of $1,604,947, partially offset by general and administrative costs of $1,425,200.

For the nine months ended September 30, 2026, we had net income of $2,115,385, which consists of interest earned on cash held in Trust Account of $4,573,722, partially offset by general and administrative costs of $2,458,337.

For the period from August 21, 2025 (inception) through September 30, 2025, we had a net loss of $22,525, which consisted of general and administrative costs.

Liquidity and Going Concern

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

For the nine months ended September 30, 2026, cash used in operating activities was $903,695. Net income of $2,115,385 was affected by interest earned on cash held in Trust Account of $4,573,722. Changes in operating assets and liabilities provided $1,554,642 of cash for operating activities.

For the period from August 21, 2025 (inception) through September 30, 2025, cash used in operating activities was $0. Net loss of $22,525 was affected by payment of general and administrative costs through promissory note – related party of $10,420. Changes in accrued expenses provided $12,105 of cash for operating activities.

As of September 30, 2026, we had cash held in the Trust Account of $177,073,722 (including $4,573,722 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $201,559. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On October 30, 2026, we issued an unsecured promissory note (the “Note”) in the amount of up to $200,000 to the Sponsor. The proceeds of the Note will be used for costs and expenses related to our Business Combination. The Note bears no interest and is payable in full upon the earlier of (i) March 31, 2027 and (ii) the date on which we consummate our Business Combination (such earlier date, the “Maturity Date”). The principal balance of the Note may be prepaid at any time by us without penalty. A failure to pay the principal within five business days of the Maturity Date or the commencement of a voluntary or involuntary bankruptcy action shall be deemed an event of default, in which case the Note may be accelerated. Up to the date of the unaudited condensed financial statements were issued, we received $200,000 under the Note.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

We had an agreement to pay the Sponsor or an affiliate a total of $20,000 per month for office space, utilities and secretarial and administrative support, commencing on January 5, 2026. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Warrant Instruments

We account for our Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with ASC 815, “Derivatives and Hedging.” In determining the appropriate accounting classification, management evaluated whether the warrants are indexed to Black Spade III’s own ordinary shares under ASC 815-40-15 and meet the requirements for equity classification under ASC 815-40-25.

Specifically, management considered the exercise contingencies, exercise price adjustments, anti-dilution provisions, cashless exercise features and redemption provisions, including the differences between the Public Warrants and Private Placement Warrants. Management also evaluated whether the warrants could require cash settlement under circumstances outside the Company’s control, whether sufficient authorized and unissued shares are available for settlement, and the settlement provisions applicable upon a reorganization or business combination.

Based on its evaluation of the contractual terms and applicable accounting guidance, management determined that both the Public Warrants and Private Placement Warrants qualify for equity classification. Accordingly, the warrants were initially recorded within shareholders’ deficit and are not subsequently remeasured at fair value.

We evaluated and classified the warrant instruments under equity treatment at their assigned values. There were 5,750,000 Public Warrants and 8,150,000 Private Placement Warrants outstanding as of September 30, 2026. There were no Public Warrants and Private Placement Warrants currently outstanding as of December 31, 2025. The fair value of the Public Warrants was $2,760,000 or $0.48 per Public Warrant on January 7, 2026. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC, other than as set forth in the registration statement on Form F-4 relating to the Business Combination filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2026, we consummated the Initial Public Offering of 17,250,000 Units (including 2,250,000 Units sold pursuant to the exercise of the over-allotment option by the underwriter). The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $172,500,000. Cohen & Company Capital Markets and Chardan acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 ( Registration No. 333-290602). The Securities and Exchange Commission declared the registration statement effective on January 5, 2026.

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

2.1	Business Combination Agreement, dated as of August 27, 2026, by and among the Company, Astrum Space Inc and Astrum Networks Pte. Ltd. (2)
2.2	First Amendment to the Business Combination Agreement, dated as of November 5, 2026, by and among the Company, Astrum Space Inc and Astrum Networks Pte. Ltd. (3)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated January 5, 2026, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Chi Wai Dennis Tam. (1)
10.2	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Shing Joe Kester Ng. (1)
10.3	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Richard Kirby Taylor. (1)
10.4	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Yuen Wai Samuel Tsang. (1)
10.5	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Chung Yik Lee. (1)
10.6	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Luxi Li. (1)
10.7	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Sek Yan Ho. (1)
10.8	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Chiu Yi Zoe Tse. (1)
10.9	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Po Yi Patsy Chan. (1)
10.10	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Russell William Galbut. (1)
10.11	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Robert Steven Moore. (1)
10.12	A Letter Agreement, dated January 5, 2026, among the Company, the Sponsor and Wing Hong Sammy Hsieh. (1)
10.13	Investment Management Trust Agreement, dated January 5, 2026, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.14	Registration Rights Agreement, dated January 5, 2026, between the Company and certain security holders. (1)
10.15	Sponsor Warrants Purchase Agreement, dated January 5, 2026, between the Company and Black Spade Sponsor LLC III. (1)
10.16	Private Placement Warrants Purchase Agreement, dated January 5, 2026, among the Company and the Underwriters (1)
10.17	Administrative Services Agreement, dated January 5, 2026, between the Company and Black Spade Sponsor LLC III. (1)
10.18	Indemnity Agreement, dated January 5, 2026, between the Company and Chi Wai Dennis Tam. (1)
10.19	Indemnity Agreement, dated January 5, 2026, between the Company and Shing Joe Kester Ng. (1)
10.20	Indemnity Agreement, dated January 5, 2026, between the Company and Richard Kirby Taylor. (1)
10.21	Indemnity Agreement, dated January 5, 2026, between the Company and Russell William Galbut. (1)
10.22	Indemnity Agreement, dated January 5, 2026, between the Company and Robert Steven Moore. (1)
10.23	Indemnity Agreement, dated January 5, 2026, between the Company and Po Yi Patsy Chan. (1)
10.24	Indemnity Agreement, dated January 5, 2026, between the Company and Wing Hong Sammy Hsieh. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 9, 2026 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 27, 2026 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 5, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK SPADE ACQUISITION III CO

Date: November 5, 2026	By:	/s/ Chi Wai Dennis Tam
	Name:	Chi Wai Dennis Tam
	Title:	Chairman and Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Shing Joe Kester Ng
	Name:	Shing Joe Kester Ng
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)